Form 10-Q
period 2026-09-30
NorthStrive Acquisition Corp I.
filed 2026-11-13
CIK 2133719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-43452

NORTHSTRIVE ACQUISITION CORP I.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Newport Center Drive, Suite 470, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

(888) 445-4886

(Registrant’s telephone number, including area code)

120 Newport Center Drive, Newport Beach, CA 92660

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, par value $0.0001 per share, one warrant, and one right to acquire 1/4th of one Class A Ordinary Share	NSAIU	The Nasdaq Stock Market LLC
Class A Ordinary Shares included as part of the Units	NSAI	The Nasdaq Stock Market LLC
Rights included as part of the Units	NSAIR	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	NSAIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 13, 2026, there were 10,231,750 Class A Ordinary Shares, par value $0.0001 per share, and 4,200,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NORTHSTRIVE ACQUISITION CORP I.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from April 27, 2026 (Inception) through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2026 and for the Period from April 27, 2026 (Inception) through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from April 27, 2026 (Inception) through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	27
Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NORTHSTRIVE ACQUISITION CORP I.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

ASSETS:
Current assets
Cash	$412,149
Due from sponsor	146,497
Prepaid expenses	60,950
Prepaid insurance	90,421
Total current assets	710,017
Cash held in Trust Account	100,422,693
TOTAL ASSETS	$101,132,710

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities
Accounts payable and accrued expenses	$18,413
Accrued offering costs	75,000
Over-allotment option liability	9,600
Total current liabilities	103,013
Deferred underwriting fee	3,500,000
Total Liabilities	3,603,013

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,000,000 shares at redemption value of $10.04 per share	100,422,693

Shareholders’ Deficit
Preference shares, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 480,000,000 shares authorized; 231,750 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	23
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,829,998 shares issued and outstanding(1)	483
Additional paid-in capital	—
Accumulated deficit	(2,893,502)
Total Shareholders’ Deficit	(2,892,996)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$101,132,710

(1)	Includes 629,998 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). On October 1, 2026, the over-allotment option expired unexercised and such shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHSTRIVE ACQUISITION CORP I.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from April 27, 2026 (Inception) Through September 30,
	2026	2026
Formation, general and administrative costs	$132,475	$148,424
Loss from operations	(132,475)	(148,424)

Other income:
Change in fair value of over-allotment option liability	80,500	80,500
Interest earned on cash held in Trust Account	422,693	422,693
Total other income	503,193	503,193

Net income	$370,718	$354,769

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	4,673,913	2,738,854

Basic and diluted net income per share, redeemable Class A ordinary shares	$0.04	$0.06

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	108,318	63,473

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.04	$0.06

Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	4,200,000	3,156,688

Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.06

(1)	Excludes 629,998 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). On October 1, 2026, the over-allotment option expired unexercised and such shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHSTRIVE ACQUISITION CORP I.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM APRIL 27, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of April 27, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued(1)	—	—	4,829,998	483	24,013	—	24,496

Net loss	—	—	—	—	—	(15,949)	(15,949)

Balance as of June 30, 2026	—	—	4,829,998	483	24,013	(15,949)	8,547
Sale of 231,750 Private Placement Units	231,750	23	—	—	2,317,477	—	2,317,500

Fair value of Public Warrants at issuance	—	—	—	—	2,028,000	—	2,028,000

Fair value of Public Rights at issuance	—	—	—	—	1,743,000	—	1,743,000

Offering costs allocated to Public Warrants, Public Rights, Private Placement Units and Overallotment Option	—	—	—	—	(208,591)	—	(208,591)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(5,903,899)	(3,248,271)	(9,152,170)
Net income	—	—	—	—	—	370,718	370,718

Balance as of September 30, 2026	231,750	$23	4,829,998	$483	$—	$(2,893,502)	$(2,892,996)

(1)	Includes 629,998 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). On October 1, 2026, the over-allotment option expired unexercised and such shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHSTRIVE ACQUISITION CORP I.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 27, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash flows from operating activities:
Net income	$354,769
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(422,693)
Change in fair value of over-allotment option liability	(80,500)
Changes in operating assets and liabilities:
Prepaid expenses	(60,950)
Prepaid insurance	(90,421)
Accounts payable and accrued expenses	18,413
Net cash used in operating activities	(281,382)

Cash flows from investing activities:
Investment of cash into Trust Account	(100,000,000)
Net cash used in investing activities	(100,000,000)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares	24,496
Proceeds from sale of Units, net of underwriting discounts paid	99,000,000
Proceeds from sale of Private Placement Units	2,317,500
Proceeds from promissory note – related party	256,920
Repayment of promissory note – related party	(256,920)
Due from Sponsor	(166,500)
General and administrative costs paid by Sponsor	20,003
Payment of offering costs	(501,968)
Net cash provided by financing activities	100,693,531

Net change in cash	412,149
Cash, beginning of the period	—
Cash, end of the period	$412,149

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Initial classification of over-allotment option liability	$90,100
Deferred underwriting fee payable	$3,500,000
Accretion of Class A ordinary shares to redemption value	$9,152,170

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

NorthStrive Acquisition Corp I. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on April 27, 2026. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business” (the “Business Combination”). On October 30, 2026, the Company entered into a business combination agreement with Nuclea Energy Inc. and 1614485 B.C. Ltd., a wholly-owned subsidiary of the Company (see Note 10). There can be no assurance that the Company will complete the proposed Business Combination.

As of September 30, 2026, the Company had not yet commenced any operations. All activity for the period from April 27, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is NorthStrive Sponsor I LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering became effective on August 17, 2026. On August 19, 2026, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share, one redeemable warrant, and one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (“Share Right”). Each warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole rights are exercisable. The Company has granted the underwriters of the Initial Public Offering a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any.

Simultaneously with the closing of the Initial Public Offering on August 19, 2026, the Company consummated the sale of 231,750 private placement units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $2,317,500. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

Transaction costs amounted to $5,076,968, consisting of $1,000,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $576,968 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering on August 19, 2026, an amount of $100,000,000 ($10.00 per Unit) from a portion of the net proceeds of the sale of the Units and a portion of the net proceeds from the sale of the Private Placement Units was held in the trust account (“Trust Account”) located in the United States with Equiniti Trust Company, LLC acting as trustee. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. As of September 30, 2026, the funds held in the Trust Account were maintained in an interest-bearing demand deposit account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares (as defined in Note 3) if the Company is unable to complete the initial Business Combination within 12 months from the closing of the Initial Public Offering, or such later time as the Company’s shareholders may approve in accordance with the Company’s amended and restated memorandum and articles of association, or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination upon completion of our initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The ordinary shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company is unable to consummate the initial Business Combination within the Completion Window, the Company will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the public shareholders. In the event of liquidation and subsequent dissolution, the rights will expire and will be worthless.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent registered public accounting firm), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (but without deduction for any excise or similar tax that may be due or payable), and less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

At September 30, 2026, the Company had $412,149 cash and a working capital of $607,004. Prior to the consummation of the Initial Public Offering on August 19, 2026, the Company’s liquidity needs had been satisfied through the payment of $24,496 by the initial shareholders for the purchase of the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $500,000 (see Note 5) and, subsequent to the Initial Public Offering, through the proceeds from the Initial Public Offering and the sale of the Private Placement Units held outside the Trust Account and working capital.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. As of September 30, 2026, no Working Capital Loans were outstanding.

The Company expects to incur significant costs in pursuit of completing a Business Combination. The Company cannot provide assurance that its plans to complete a Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the Company’s liquidity condition and mandatory liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not have sufficient liquidity to fund its operating needs and transaction-related costs for a period of at least one year from the date these unaudited condensed financial statements are issued. In addition, if the Company is unable to complete a Business Combination by August 19, 2027 and does not obtain an extension of the Completion Window, the Company will be required to cease all operations except for the purpose of winding up, redeem the public shares, and liquidate. As August 19, 2027 is less than one year from the date these unaudited condensed financial statements are issued, management has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans to address these conditions include completing a Business Combination before the mandatory liquidation date and obtaining additional financing from the Sponsor or its affiliates, if necessary, to fund working capital requirements. However, the Sponsor is not obligated to provide any such financing, and there can be no assurance that such financing will be available when needed or that the Company’s plans to complete a Business Combination will be successful. Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern through the earlier of the consummation of a Business Combination or August 19, 2027. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 19, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 28, 2026. The interim results for the three months ended September 30, 2026 and for the period from April 27, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of September 30, 2026, the Company’s significant accounting estimates relate to the fair value of the over-allotment option liability and the initial fair value of the Public Warrants and Public Rights issued in connection with the Initial Public Offering (see Note 8).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $412,149 in cash and no cash equivalents as of September 30, 2026.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $100,422,693, were held in an interest-bearing demand deposit account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash held in operating accounts and funds maintained in the Trust Account, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2026, substantially all of the assets held in the Trust Account were maintained in an interest-bearing demand deposit account. Such balances may at times exceed federally insured limits. The Company has not experienced any losses on these accounts.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials,” and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Upon completion of the Initial Public Offering on August 19, 2026, offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the Public Warrants and Public Rights (each as described in Note 3) and the Private Placement Units were charged to shareholders’ deficit as the Public Warrants and Public Rights, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the over-allotment option liability which is measured at fair value based on unobservable inputs (see Note 8).

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters did not fully exercise their over-allotment option at the closing of the Initial Public Offering. As of September 30, 2026, there is an over-allotment option liability of $9,600 recognized in the Company’s balance sheet.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants (as described in Notes 3 and 4) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2026, there are 10,000,000 Public Warrants and 231,750 Private Placement Warrants issued and outstanding.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Share Rights

The Company accounts for the Public Rights and Private Rights (as described in Notes 3 and 4) issued in connection with the Initial Public Offering and the private placement, in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned values. As of September 30, 2026, there are 10,000,000 Public Rights and 231,750 Private Rights issued and outstanding.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(2,028,000)
Proceeds allocated to Public Rights	(1,743,000)
Proceeds allocated to over-allotment option	(90,100)
Public Shares issuance costs	(4,868,377)
Plus:
Remeasurement of carrying value to redemption value	8,729,477
Class A ordinary shares subject to possible redemption, August 19, 2026	100,000,000
Plus:
Remeasurement of carrying value to redemption value	422,693
Class A ordinary shares subject to possible redemption, September 30, 2026	$100,422,693

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. For purposes of calculating net income per ordinary share, Class A ordinary shares are further presented as redeemable Class A ordinary shares (the Public Shares, which are subject to possible redemption) and non-redeemable Class A ordinary shares (the Class A ordinary shares included in the Private Placement Units). Income and losses are shared pro rata among the redeemable Class A ordinary shares, non-redeemable Class A ordinary shares and Class B ordinary shares. Net income per ordinary share is computed by dividing net income allocated to the redeemable Class A ordinary shares, non-redeemable Class A ordinary shares and Class B ordinary shares by the weighted average number of shares of each such class outstanding during the period. Accretion associated with Class A ordinary shares subject to possible redemption is excluded from net income per ordinary share as the redemption value approximates fair value. Weighted average Class B ordinary shares were reduced for the effect of an aggregate of 629,998 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7).

The calculation of diluted net income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Initial Public Offering and the private placement since the exercise of the warrants and the conversion of the rights are contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2026			For the Period from April 27, 2026 (Inception) Through September 30, 2026
	Redeemable Class A	Non-Redeemable Class A	Class B	Redeemable Class A	Non-Redeemable Class A	Class B
Basic and Diluted net income per ordinary share:
Numerator:
Allocation of net income	$192,903	$4,471	$173,344	$163,057	$3,779	$187,933
Denominator:
Basic and Diluted weighted-average shares outstanding	4,673,913	108,318	4,200,000	2,738,854	63,473	3,156,688
Basic and Diluted net income per ordinary share	$0.04	$0.04	$0.04	$0.06	$0.06	$0.06

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on August 19, 2026, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share (“Public Share”), one redeemable warrant (“Public Warrant”), and one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 231,750 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,317,500. Each Private Placement Unit consists of one Class A ordinary share, one warrant (“Private Placement Warrant”), and one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (“Private Right”).

The initial shareholders have entered into letter agreements with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, the Class A ordinary shares included in the Private Placement Units (the “Private Placement Shares”) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

Between June 3, 2026 and June 5, 2026, an aggregate of 4,829,998 of the Company’s Class B ordinary shares (the “Founder Shares”) were issued to the initial shareholders, for an aggregate purchase price of $24,496, or approximately $0.005 per share. Up to 629,998 of the Founder Shares were subject to surrender by the initial shareholders for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. The 629,998 Founder Shares were forfeited on October 1, 2026, the expiration date of the over-allotment option, as the over-allotment option remained unexercised.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares (except to certain permitted transferees) and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the Company’s initial Business Combination; or (ii) the date following the consummation of the Company’s initial Business Combination on which the Company completes a liquidation, merger, amalgamation, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their shares for cash, securities or other property (the “Lock-Up”). Notwithstanding the foregoing, the Founder Shares will be released from the Lock-Up if (i) the reported closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) the Company completes a liquidation, merger, amalgamation, share exchange or other similar transaction after the initial Business Combination that results in all of the shareholders having the right to exchange their shares for cash, securities or other property.

On September 25, 2026, the Sponsor and PMGC Holdings Inc. (“PMGC”) entered into an Amended and Restated Limited Liability Company Agreement of the Sponsor (the “A&R LLC Agreement”). From the Sponsor’s formation on April 23, 2026, 100% of the membership interests of the Sponsor were held by the Sponsor’s manager, the original sole member of the Sponsor, on behalf of and for the benefit of PMGC. Pursuant to the A&R LLC Agreement, such membership interests were transferred from the Sponsor’s manager to PMGC for nominal consideration, and the parties agreed that the transfer is deemed effective as of April 24, 2026. Accordingly, the A&R LLC Agreement formalized PMGC’s ownership of the membership interests that the Sponsor’s manager had held on PMGC’s behalf since the Sponsor’s formation. As a result, PMGC is the sole member of the Sponsor.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of (i) May 27, 2028 or (ii) the closing of the Initial Public Offering. During the period from April 27, 2026 (inception) through September 30, 2026, the Company had borrowed $256,920 under the Promissory Note and repaid the amount in full at the closing of the Initial Public Offering. There was no outstanding balance under the Promissory Note as of September 30, 2026. Borrowings under the promissory note are no longer available.

Due from Sponsor

At the closing of the Initial Public Offering on August 19, 2026, the Company paid the Sponsor $166,500 in excess of the amount then outstanding under the Promissory Note, resulting in an amount due from the Sponsor. Subsequent to the closing of the Initial Public Offering, the Sponsor paid $20,003 of general and administrative costs on behalf of the Company, which were applied against the amount due from the Sponsor. As of September 30, 2026, the amount due from the Sponsor was $146,497, which is presented as due from Sponsor on the accompanying condensed balance sheet. Subsequent to September 30, 2026, on October 1, 2026, the Sponsor repaid the outstanding balance in full (Note 10).

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on August 18, 2026, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the consummation of the Company’s initial Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended September 30, 2026 and for the period from April 27, 2026 (inception) through September 30, 2026, the Company incurred $14,516 in fees for these services, none of which had been paid, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. As of September 30, 2026, no Working Capital Loans were outstanding.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from ongoing global conflicts and/or other future global conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares issued and outstanding, as well as the holders of the Private Placement Units (and underlying securities) and any securities issued to the initial shareholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company, were entitled to registration rights pursuant to an agreement signed on August 17, 2026, the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the end of the Lock-up period. The holders of a majority of the Private Placement Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates an initial Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were granted a 45-day option from the effective date of the registration statement for the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. As of September 30, 2026, the over-allotment option remained unexercised in full. On October 1, 2026, the over-allotment option expired unexercised and, as a result, the related 629,998 Founder Shares were forfeited on a pro rata basis by the initial shareholders pursuant to the underwriting agreement, as amended on October 8, 2026.

Amendment No. 1 to the Underwriting Agreement, dated October 8, 2026, between the Company and D. Boral Capital LLC, as representative of the underwriters, amended Section 1.4.1 of the Underwriting Agreement to provide that such forfeiture would be borne by all of the initial shareholders on a pro rata basis in proportion to their respective holdings of Founder Shares, rather than by the Sponsor alone. Of the aggregate 629,998 Founder Shares forfeited, (i) the Sponsor forfeited 325,607 Founder Shares, (ii) the Company’s executive officers and directors (seven individuals) forfeited an aggregate of 87,588 Founder Shares, consisting of 32,143 Founder Shares forfeited by the Company’s Chief Executive Officer and Chief Financial Officer and 55,445 Founder Shares forfeited by the Company’s five directors, (iii) the Company’s advisors, NorthStrive Companies Inc. and GB Capital Ltd., each forfeited 102,857 Founder Shares, for an aggregate of 205,714 Founder Shares, and (iv) one other individual investor forfeited 11,089 Founder Shares. Following such forfeiture, the initial shareholders held an aggregate of 4,200,000 Founder Shares, of which the Sponsor held 2,170,713 Founder Shares.

The underwriters were paid a cash underwriting discount of $0.10 per Unit, or $1,000,000 in the aggregate, following the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 10,000,000 shares, $0.0001 par value each, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 480,000,000 shares with $0.0001 par value each. As of September 30, 2026, there were 231,750 Class A ordinary shares issued and outstanding, excluding the 10,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 shares with $0.0001 par value each. As of September 30, 2026, an aggregate of 4,829,998 Class B ordinary shares were issued and outstanding. An aggregate of up to 629,998 shares were subject to forfeiture to the Company by the Sponsor and other initial shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor, founders, and advisors will collectively own approximately 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any Units in the Initial Public Offering and excluding the Class A ordinary shares underlying the Private Placement Units). On October 1, 2026, the over-allotment option expired unexercised and such 629,998 Class B ordinary shares were forfeited (see Note 10).

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Warrants — As of September 30, 2026, there are 10,000,000 Public Warrants and 231,750 Private Placement Warrants issued and outstanding. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants may be exercised only during the period commencing on the later of (a) 12 months from the date of the Initial Public Offering, or (b) the completion of the initial Business Combination, and terminating on the earliest to occur of: (x) 5:00 p.m., New York City time on the date that is five (5) years after the date on which the Company completes its initial Business Combination, (y) the liquidation of the Company, and (z) with respect to a redemption.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company agrees that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Once the warrants become exercisable, we may redeem the outstanding warrants (excluding the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Share Rights — As of September 30, 2026, there are 10,000,000 Public Rights and 231,750 Private Rights issued and outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a Share Right will be required to affirmatively convert its Share Rights in order to receive the one-fourth (1/4) of one Class A ordinary share underlying each Share Right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of Share Rights. If the Company is unable to complete an initial Business Combination within the Completion Window and the Company redeem the Public Shares for the funds held in the Trust Account, holders of Share Rights will not receive any of such funds for the Share Rights will expire worthless.

The Share Right agreement provides that, subject to applicable law, (i) any action, proceeding or claim against the Company arising out of or relating in any way to the Share Right agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that the Company irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. The Company will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, the Company notes, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

 NOTE 8 — FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 480 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

The initial fair value of the over-allotment option liability on August 19, 2026 was $90,100. As of September 30, 2026, the over-allotment option liability fair value was $9,600. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates because the pricing model uses unobservable inputs, including assumptions related to expected share-price volatility, expected life, and risk - free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve as of each measurement date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

August 19, 2026
Volatility	2.29%
Expected term (years)	0.12
Risk-free interest rate	3.77%
Exercise price	$10.00
Fair value of over-allotment unit	$0.06

September 30, 2026
Volatility	2.81%
Expected term (years)	0.003
Risk-free interest rate	4.02%
Exercise price	$10.00
Fair value of over-allotment unit	$0.006

The following table presents the changes in the fair value of Level 3 over-allotment option liability:

Over-allotment Option Liability
Balance — April 27, 2026 (inception)	$—
Initial value at Initial Public Offering	90,100
Change in fair value	(80,500)
Balance – September 30, 2026	$9,600

As of August 19, 2026, the fair value of the Public Warrants is $2,028,000 or $0.2028 per Public Warrant. The fair value of Public Warrants was determined by management using a two-stage risk-neutral Monte Carlo model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

August 19, 2026
Underlying stock price	$9.99
Exercise price	$11.50
Volatility	2.50%
Remaining term (years)	6.00
Risk-free rate (continuous)	4.415%

As of August 19, 2026, the fair value of the Public Rights is $1,743,000 or $0.1743 per Public Right. The fair value of Public Rights was determined by using a two-stage risk-neutral Monte Carlo model. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights:

August 19, 2026
Underlying stock price	$9.99
Volatility	2.50%
Remaining term (year)	1.00
Risk-free rate (continuous)	4.00%

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assess performance for the single segment and decide how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. The CODM review the position of total assets available to the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM are provided with details of cash and liquid resources available with the Company.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

September 30, 2026
Cash	$412,149
Cash held in Trust Account	$100,422,693

	For the Three Months Ended September 30,	For the Period from April 27, 2026 (Inception) Through September 30,
	2026	2026
Formation, general and administrative costs	$132,475	$148,424
Interest earned on cash held in Trust Account	$422,693	$422,693

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within Completion Window. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM reviews interest earned on cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash with the Trust Account funds while maintaining compliance with the Trust Agreement.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Expiration of Over-allotment option

As of September 30, 2026, the Founder Shares included an aggregate of up to 629,998 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full. The over-allotment option expired unexercised on October 1, 2026, and the initial shareholders surrendered such 629,998 Founder Shares to the Company for cancellation for no consideration, effective as of October 1, 2026.

Repayment of Due from Related Party

On October 1, 2026, the Sponsor repaid $146,497 to the Company, representing the full amount due from Sponsor outstanding as of September 30, 2026. Following such repayment, no balance remained outstanding under the due from Sponsor arrangement.

Amendment to Underwriting Agreement

On October 8, 2026, the Company entered into Amendment No. 1 to the Underwriting Agreement, as described in Note 6.

Business Combination Agreement

On October 30, 2026, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Nuclea Energy Inc., a company incorporated under the Business Corporations Act (British Columbia) (the “BCBCA”) (“Nuclea”), and 1614485 B.C. Ltd., a company incorporated under the BCBCA and a wholly-owned subsidiary of the Company (“Amalgamation Sub”). The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Nuclea Business Combination”) were unanimously approved by the boards of directors of each of the Company and Nuclea.

Structure. The Business Combination Agreement provides that the Nuclea Business Combination will be effected through the following series of transactions: (i) after receipt of the SPAC Shareholder Approval (as defined below) and prior to the time the Amalgamation (as defined below) becomes effective (the “Amalgamation Effective Time”), the Company will deregister as a Cayman Islands exempted company and continue to Canada under the Canada Business Corporations Act (the “CBCA”) (the “Continuance”), and upon completion of the Continuance, the Company’s name will be changed to “Nuclea-X Inc.” or such other name as the parties may agree; (ii) following the Continuance and immediately prior to the Amalgamation Effective Time, all issued and outstanding Nuclea Debentures (as defined below) will be converted into common shares of Nuclea (“Nuclea Shares”) in accordance with their terms; and (iii) at the closing of the Nuclea Business Combination (the “Closing”), Nuclea and Amalgamation Sub will amalgamate under the BCBCA and continue as one company (“Amalco”) (the “Amalgamation”), with Amalco becoming a direct wholly owned subsidiary of the Company.

Consideration. At the Amalgamation Effective Time, each issued and outstanding Nuclea Share (other than dissent shares) will be cancelled in exchange for a number of Class A ordinary shares of the Company equal to the Amalgamation Multiple (as defined below), and each outstanding Nuclea option will be exchanged for an option to acquire Class A ordinary shares of the Company, with the number of underlying shares and the exercise price adjusted based on the Amalgamation Multiple. At the Closing, (i) each Unit will be automatically separated into its component Class A ordinary share, warrant and right; (ii) each warrant will be exchanged for a warrant to acquire the same number of Class A shares of the Company following the Continuance at the same exercise price; (iii) each right will automatically convert into one-fourth (1/4) of one Class A ordinary share; and (iv) each Class B ordinary share will be cancelled in exchange for one Class A ordinary share. The “Amalgamation Multiple” is the quotient obtained by dividing (x) the Total Share Consideration by (y) the number of Nuclea Shares on a fully diluted basis immediately prior to the Closing (excluding Nuclea Shares issuable upon conversion of the Nuclea Debentures). The “Total Share Consideration” equals (A) US$350.0 million, reduced by Nuclea’s consolidated indebtedness at Closing (excluding converted Nuclea Debentures), certain costs triggered by the Amalgamation, other agreed debt-like items and Nuclea’s transaction expenses in excess of $1,500,000, and increased by Nuclea’s consolidated cash and cash equivalents at Closing (subject to certain exclusions) and the Company’s transaction expenses in excess of $1,500,000, divided by (B) $10.00 per Class A ordinary share, less (C) 500,000 Class A ordinary shares payable as an advisory fee to an advisor of Nuclea upon closing of the Amalgamation.

Tax Treatment. For U.S. federal income tax purposes, each of the Continuance, the Amalgamation and the exchange of the warrants is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and, for Canadian federal income tax purposes, the Amalgamation is intended to qualify as an amalgamation within the meaning of section 87 of the Income Tax Act (Canada).

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Earnout. As part of the consideration, the holders of Nuclea Shares immediately prior to the Amalgamation Effective Time will receive, in the aggregate, up to 15,000,000 earnout shares, consisting of three classes of 5,000,000 shares each (collectively, the “Earnout Shares”), which will have no voting, dividend or liquidation rights. During the four-year period following the Closing, each class of Earnout Shares will automatically convert into Class A shares of the Company on a one-for-one basis upon achievement of the applicable milestone: (i) achievement of independently verified criticality in a molten salt reactor or of recycled nuclear fuel; (ii) receipt of acceptance of a license or permit to construct from a nuclear regulator for a demonstration nuclear facility in an approved jurisdiction; and (iii) receipt of approvals for grants, governmental funding or other non-dilutive project financing of at least US$100,000,000 in the aggregate. Earnout Shares for which the applicable milestone is not achieved during such period will be redeemed for nominal consideration and cancelled.

Covenants and Governance. The Business Combination Agreement contains representations, warranties and covenants of the parties, including covenants with respect to (i) the conduct of Nuclea and its subsidiaries between the execution of the Business Combination Agreement and the Closing, (ii) exclusivity, which, in the case of the Company, is limited to alternative business combinations with businesses engaged principally in the development, manufacture, licensing or deployment of nuclear reactor or nuclear fuel technologies, (iii) the preparation and filing by the Company of the Proxy/Registration Statement and of a Canadian non-offering prospectus, (iv) the delivery by Nuclea of financial statements audited under PCAOB standards, (v) the listing of the Company’s Class A ordinary shares on Nasdaq, and (vi) the use of best efforts to implement a solution to lessen the dilutive effect of the outstanding warrants and to secure non-redemption agreements, forward purchase agreements, backstop commitments and/or PIPE financing to mitigate the risk of excessive redemptions. Each party has also agreed to use its reasonable best efforts to consummate the Nuclea Business Combination. The Company’s due diligence review of Nuclea and its subsidiaries, including in connection with the Moltex Acquisition, is ongoing. The Business Combination Agreement permits the Company to terminate the agreement if, prior to the first public filing of the Proxy/Registration Statement, the Company identifies in its due diligence a matter that would reasonably be expected to have a Company Material Adverse Effect. The Business Combination Agreement provides that all officers and directors of the Company immediately prior to the Amalgamation Effective Time will resign as of the Amalgamation Effective Time and will be replaced by individuals nominated by Nuclea.

Termination. The Business Combination Agreement may be terminated under certain customary and other limited circumstances prior to the Closing, including, among others: (i) by mutual written consent; (ii) by either the Company or Nuclea if the Closing has not occurred by April 30, 2027 (as may be extended by mutual agreement, the “Outside Closing Date”); (iii) by either party if the SPAC Shareholder Approval is not obtained; (iv) by the Company if Nuclea fails to deliver its PCAOB audited financial statements and the Company understands that Nuclea will not be able to deliver them by December 31, 2026; (v) by the Company if the Moltex Acquisition has not been consummated by the Moltex Acquisition Deadline; (vi) by the Company if, by December 15, 2026, the SEC staff has not granted the Company’s request for relief from the requirement to include financial statements of Moltex, or of the assets acquired in the Moltex Acquisition, and related pro forma financial information in the Proxy/Registration Statement; and (vii) by either party upon an uncured material breach by, or a material adverse effect with respect to, the other party. If the Business Combination Agreement is terminated by the Company in certain circumstances, including Nuclea’s failure to deliver its PCAOB audited financial statements, a material adverse effect on Nuclea or the failure to obtain Nuclea shareholder approval, Nuclea will be required to pay the Company a termination fee of US$1,000,000 plus reimbursement of the Company’s reasonable and documented out-of-pocket expenses of up to US$1,500,000.

Bridge Financing and Moltex Debentures. The Business Combination Agreement permits Nuclea, directly or through Nuclea Canada, to complete, with the Company’s prior written consent, a bridge financing of up to US$20,000,000 of senior secured convertible debentures (the “Nuclea Debentures”), the net proceeds of which may be used solely to fund the Moltex Acquisition, transaction expenses and Nuclea’s operating expenses. The Nuclea Debentures will automatically convert into Nuclea Shares immediately prior to the Amalgamation Effective Time. In addition, Nuclea Canada is conducting an offering of up to US$9,000,000 aggregate principal amount of non-interest bearing, non-convertible secured debentures (the “Moltex Debentures”) to fund the Moltex Acquisition. PMGC, the sole member of the Sponsor, has agreed to subscribe for Moltex Debentures in the principal amount of US$1,845,000 and will receive a finance fee from Nuclea Canada structured as an original issue discount. Because PMGC is the sole member of the Sponsor, PMGC and the Company have certain overlapping officers and/or directors, and PMGC is an existing investor in Nuclea, PMGC’s subscription is a related party transaction. The Moltex Debentures are obligations of Nuclea Canada, and neither the Company nor the Sponsor is a party to, or an obligor under, the Moltex Debentures.

NORTHSTRIVE ACQUISITION CORP I.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Related Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Nuclea, the Sponsor and Sinamor LLC (“Sinamor”) entered into a SPAC Support Agreement (the “SPAC Support Agreement”), pursuant to which the Sponsor and Sinamor agreed to, among other things, vote all of their ordinary shares of the Company in favor of the Nuclea Business Combination and related proposals and against any alternative transaction, not redeem any of their shares in connection with the Nuclea Business Combination, and not transfer their shares prior to the expiration of the agreement, subject to certain permitted transfers. Sinamor does not currently hold any shares of the Company, and such covenants apply to Sinamor only with respect to shares it may hold from time to time.

Voting Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Nuclea and certain shareholders of Nuclea collectively holding not less than 66 2/3% of the outstanding Nuclea Shares entered into a Company Voting Support Agreement (the “Voting Agreement”), pursuant to which such shareholders agreed to, among other things, vote their Nuclea Shares in favor of the Business Combination Agreement and the Amalgamation and against any alternative transaction, not exercise dissent rights under the BCBCA, and not transfer their Nuclea Shares prior to the expiration of the agreement, subject to certain permitted transfers.

Amended and Restated Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, the Company, the Sponsor, the holders of Nuclea Shares and certain other parties will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), pursuant to which the Company will agree to register for resale certain securities held by the parties thereto.

Lock-Up Agreements

The Business Combination Agreement contemplates that, at the Closing, the Company’s officers and directors, the Sponsor, Panthers Capital Management LLC, Sinamor and the holders of Nuclea Shares (other than with respect to shares issued in respect of Nuclea Shares received upon conversion of the Nuclea Debentures) will enter into lock-up agreements with the Company (the “Lock-Up Agreements”), pursuant to which they will agree not to transfer the Company’s shares held by them immediately after the Closing for 180 days following the Closing, subject to customary exceptions and to earlier release if the Company completes a subsequent liquidation, merger, share exchange or similar transaction or if the closing price of the Company’s Class A shares equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing from the Closing.

Sinamor Securities Purchase Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor and Sinamor entered into a Securities Purchase Agreement (the “Sinamor SPA”), pursuant to which the Sponsor agreed to sell to Sinamor up to 1,400,000 Class B ordinary shares held by the Sponsor at a purchase price of $0.0058 per share (up to $8,120 in the aggregate), in two tranches of up to 700,000 shares each, which are earned only if Sinamor and investors it introduces raise and fund a bridge equity financing of at least US$10,000,000 (first tranche) and, on a pro rata basis, additional financing of up to US$25,000,000 in the aggregate (second tranche). The purchase and sale is contingent upon, and will occur at or following, the Closing.

The foregoing descriptions of the Business Combination Agreement and the related agreements are not complete and are subject to, and qualified in their entirety by, reference to the full text of such agreements, copies or forms of which were filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on April 27, 2026 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business” (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt. On October 30, 2026, we entered into a business combination agreement with Nuclea Energy Inc. and 1614485 B.C. Ltd. See Note 10 to the unaudited condensed financial statements included in this Report for additional information.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

In 2024, the SEC adopted additional rules and regulations relating to SPACs. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 27, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on funds maintained in an interest-bearing demand deposit account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $370,718, which consists of interest earned on cash held in the Trust Account of $422,693 and a change in fair value of the over-allotment option liability of $80,500, offset by formation, general and administrative costs of $132,475.

For the period from April 27, 2026 (inception) through September 30, 2026, we had net income of $354,769, which consists of interest earned on cash held in the Trust Account of $422,693 and a change in fair value of the over-allotment option liability of $80,500, offset by formation, general and administrative costs of $148,424.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

On August 19, 2026, we consummated the Initial Public Offering of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 231,750 Private Placement Units, at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $2,317,500.

The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters did not fully exercise their over-allotment option at the closing of the Initial Public Offering.

Following the Initial Public Offering and the sale of the Private Placement Units, a total of $100,000,000 was placed in the Trust Account. We incurred $5,076,968, consisting of $1,000,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $576,968 of other offering costs.

For the period from April 27, 2026 (inception) through September 30, 2026, cash used in operating activities was $281,382. Net income of $354,769 was affected by interest earned on cash held in the Trust Account of $422,693, a change in fair value of the over-allotment option liability of $80,500 and changes in operating assets and liabilities used $132,958 of cash for operating activities.

As of September 30, 2026, we had cash held in the Trust Account of $100,422,693 (including $422,693 of interest income). The funds held in the Trust Account were maintained in an interest-bearing demand deposit account. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $412,149. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units.

The Company expects to incur significant costs in pursuit of completing a Business Combination. The Company cannot provide assurance that its plans to complete a Business Combination will be successful.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that the Company’s liquidity condition and mandatory liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not have sufficient liquidity to fund its operating needs and transaction-related costs for a period of at least one year from the date these unaudited condensed financial statements are issued. In addition, if the Company is unable to complete a Business Combination by August 19, 2027 and does not obtain an extension of the Completion Window, the Company will be required to cease all operations except for the purpose of winding up, redeem the public shares, and liquidate. As August 19, 2027 is less than one year from the date these unaudited condensed financial statements are issued, management has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s plans to address these conditions include completing a Business Combination before the mandatory liquidation date and obtaining additional financing from the Sponsor or its affiliates, if necessary, to fund working capital requirements. However, the Sponsor is not obligated to provide any such financing, and there can be no assurance that such financing will be available when needed or that the Company’s plans to complete a Business Combination will be successful. Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern through the earlier of the consummation of a Business Combination or August 19, 2027. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended September 30, 2026 and for the period from April 27, 2026 (inception) through September 30, 2026, the Company incurred $14,516 in fees for these services, none of which had been paid, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

The underwriters were paid a cash underwriting discount of $0.10 per Unit, or $1,000,000 in the aggregate, following the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On October 8, 2026, the Underwriting Agreement was amended as described in Note 6 to the condensed financial statements.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. The more significant accounting estimates included in the unaudited condensed financial statements included elsewhere in this Report are the determination of the fair value of the over-allotment option liability and the initial fair value of the Public Warrants and Public Rights issued in connection with the consummation of our Initial Public Offering. The Public Warrants and Public Rights are classified as equity and are not subject to remeasurement at each reporting period. As of September 30, 2026, the Company did not have any other critical accounting estimates requiring disclosure.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC, as supplemented by the risk factors set forth below. The risks described below and in such prospectus are not the only risks we face, and additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

The Nuclea Business Combination may not be completed in a timely manner or at all, and failure to complete it could adversely affect us.

Consummation of the Nuclea Business Combination (as defined in Note 10 to our condensed financial statements included in this Quarterly Report) is subject to a number of conditions, many of which are outside of our control, including, among others, the SPAC Shareholder Approval, the effectiveness of the Proxy/Registration Statement on Form S-4, the receipt from the Ontario Securities Commission of a receipt for the final Canadian prospectus, the completion of the Moltex Acquisition by the Moltex Acquisition Deadline of November 30, 2026, and our having Available Cash of at least $3,000,000 immediately prior to the Closing. In addition, the Business Combination Agreement may be terminated under certain circumstances, including if the Closing has not occurred by the Outside Closing Date of April 30, 2027, if Nuclea fails to deliver its PCAOB audited financial statements by December 31, 2026, if the Moltex Acquisition is not completed by the Moltex Acquisition Deadline, or if the SEC staff has not granted relief with respect to the Moltex financial statements by December 15, 2026. We have incurred, and expect to continue to incur, significant costs in connection with the Nuclea Business Combination, which we may be unable to recover if it is not completed. If the Nuclea Business Combination is not completed, we may not have sufficient time or resources to identify and complete another business combination within the Completion Window, in which case we would be required to cease operations, redeem our Public Shares and liquidate, and our rights and warrants would expire worthless.

During the pendency of the Business Combination Agreement, we are subject to restrictions that may limit our ability to pursue alternative business combinations.

The Business Combination Agreement contains exclusivity provisions that restrict our ability to solicit, negotiate or enter into alternative business combinations with businesses engaged principally in the development, manufacture, licensing or deployment of nuclear reactor or nuclear fuel technologies during the pendency of the Business Combination Agreement. As a result, we may be unable to pursue, or may be delayed in pursuing, alternative business combination opportunities in that sector that may be more favorable to our shareholders, and if the Business Combination Agreement is terminated, we may have less time remaining in the Completion Window to identify and complete an alternative business combination.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2026, we had $412,149 in cash and working capital of $607,004. We do not have sufficient liquidity to fund our operating needs and transaction-related costs for a period of at least one year from the date of issuance of the unaudited condensed financial statements included in this Quarterly Report. In addition, if we are unable to complete a business combination by August 19, 2027 and do not obtain an extension of the Completion Window, we will be required to cease all operations except for the purpose of winding up, redeem our Public Shares and liquidate. Although the Sponsor or its affiliates may provide additional financing, they are not obligated to do so, and there can be no assurance that such financing will be available when needed. Management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Sponsor, PMGC and certain of our officers and directors have interests in the Nuclea Business Combination that are different from, or in addition to, those of our public shareholders, which may have influenced their decision to approve and recommend the Nuclea Business Combination.

PMGC Holdings Inc. (“PMGC”) holds 100% of the membership interests in our Sponsor, and members of PMGC’s board of directors serve as our directors. PMGC is also an existing investor in Nuclea and has agreed to subscribe for US$1,845,000 principal amount of the Moltex Debentures being issued by Nuclea Energy Canada Inc., for which it will receive a finance fee structured as an original issue discount. In addition, NorthStrive Companies Inc., with which our Chief Executive Officer is affiliated, is acting as business and M&A advisor to us in connection with the Nuclea Business Combination. An entity owned by PMGC’s Chief Executive Officer, which employs our Chief Financial Officer, is also an advisor to us and holds Founder Shares. Under the Sinamor SPA, our Sponsor has agreed to sell up to 1,400,000 Founder Shares to Sinamor LLC, a party to the SPAC Support Agreement, at $0.0058 per share, contingent upon the Closing and the achievement of specified financing thresholds. Our Sponsor and the other initial shareholders acquired the Founder Shares for approximately $0.005 per share, and the Founder Shares and the Private Placement Units held by our Sponsor will expire worthless if we do not complete an initial Business Combination within the Completion Window. As a result, our Sponsor, PMGC, our other initial shareholders and their affiliates may realize a substantial profit on their investment even if the trading price of our shares declines significantly after the Closing and our public shareholders experience a negative rate of return. These interests may have influenced our board of directors’ decision to approve the Business Combination Agreement and may influence its recommendation that our shareholders vote in favor of the Nuclea Business Combination, as well as decisions regarding any waivers of conditions or amendments to the Business Combination Agreement. Our shareholders should consider these interests when deciding how to vote and whether to redeem their Public Shares.

PMGC and our officers and directors are engaged in, and may in the future become engaged in, other business activities, including the sponsorship of other blank check companies, which may give rise to additional conflicts of interest and may divide their time and attention.

PMGC has publicly announced its intention to develop a platform for the creation, sponsorship and development of special purpose acquisition companies, and PMGC and its affiliates, including members of PMGC’s board of directors who serve as our directors, may sponsor, invest in or serve as officers or directors of other special purpose acquisition companies or blank check vehicles. Our officers and directors are not required to, and will not, commit their full time to our affairs, and they may allocate their time to other businesses, including, but not limited to, other blank check companies sponsored by PMGC, which could limit the time and resources they devote to completing the Nuclea Business Combination or, if it is not completed, an alternative initial Business Combination within the Completion Window. In addition, our officers and directors may owe fiduciary or contractual duties to such other entities and may present business opportunities to such entities before, or instead of, presenting them to us.

Nuclea operates in an industry outside the sectors on which we stated we intended to focus our search for a target business.

In connection with our Initial Public Offering, we stated that we intended to focus our search for a target business on companies in the manufacturing sector serving high-growth demand markets, including aerospace and defense, industrial technology and critical supply chains. Nuclea is a developer of advanced nuclear reactor and nuclear fuel recycling technologies. Although we were not limited to completing an initial Business Combination in those sectors, our management’s experience may not be directly applicable to Nuclea’s business, and our evaluation of Nuclea may not have identified all material risks associated with the nuclear energy industry. Investors who purchased our securities based on our stated focus may not view the Nuclea Business Combination favorably, which could result in higher levels of redemptions and adversely affect our ability to satisfy the minimum cash condition under the Business Combination Agreement.

Nuclea is a development-stage company that does not have a working reactor and has not achieved criticality, and its technologies may never be successfully developed, licensed or commercialized.

Nuclea is developing advanced nuclear technologies, including its Morpheus Micro Modular Reactor and, through the pending Moltex Acquisition, the Stable Salt Reactor-Wasteburner and the WATSS spent nuclear fuel recycling process. Nuclea does not have a working reactor, has not achieved criticality in any reactor or with recycled nuclear fuel, and has not generated revenue from the sale of electricity or fuel recycling services. The development, licensing, construction and commercialization of nuclear reactors and fuel recycling facilities is a lengthy, capital-intensive and highly regulated process that will require Nuclea to obtain licenses, permits and approvals from nuclear regulators in multiple jurisdictions, which may not be obtained on a timely basis or at all. Nuclea may never achieve criticality or any of the milestones required for the conversion of the Earnout Shares, may require substantial additional capital that may not be available on acceptable terms, and may never achieve commercial operations or profitability. If the Nuclea Business Combination is completed, the value of your investment in the combined company will depend substantially on Nuclea’s ability to achieve these objectives.

Completion of the Nuclea Business Combination depends on the completion of the Moltex Acquisition and on regulatory approvals and relief that we do not control.

The Business Combination Agreement requires that Nuclea Energy Canada Inc. complete the acquisition of all of the assets of Moltex Energy Limited (In Administration) by the Moltex Acquisition Deadline of November 30, 2026, including receipt of clearance under the U.K. National Security and Investment Act 2021, required export control licenses and other governmental authorizations. The Moltex Acquisition is being funded in part through the Moltex Debentures, which may not be fully subscribed. The Business Combination Agreement also permits us to terminate the agreement if the SEC staff has not, by December 15, 2026, granted relief from the requirement to include financial statements of Moltex, or of the assets acquired in the Moltex Acquisition, and related pro forma financial information in the Proxy/Registration Statement. The Nuclea Business Combination is also subject, to the extent applicable, to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any required CFIUS approval. Any delay in, or failure to obtain, any of these approvals or relief, or to complete the Moltex Acquisition on the anticipated terms or at all, could delay or prevent the Closing, cause us to exhaust the Completion Window, or materially reduce the value of the combined company.

Redemptions of our Public Shares may prevent us from satisfying the minimum cash condition under the Business Combination Agreement and may reduce the cash available to the combined company.

Our public shareholders may redeem all or a portion of their Public Shares in connection with the Nuclea Business Combination, regardless of whether they vote for or against it. Nuclea’s obligation to consummate the Nuclea Business Combination is subject to our having Available Cash of not less than $3,000,000 immediately prior to the Closing, which condition may not be waived without Nuclea’s consent. We cannot predict the level of redemptions, which have historically been high in business combinations involving special purpose acquisition companies. If redemptions are significant and we are unable to secure non-redemption agreements, forward purchase agreements, backstop commitments, PIPE financing or other financing, we may be unable to satisfy the minimum cash condition, and the Nuclea Business Combination may not be completed. Even if the condition is satisfied, high redemptions would reduce the cash available to the combined company to fund Nuclea’s business plan, may require the combined company to seek additional financing on unfavorable terms, and may reduce the public float and trading liquidity of the combined company’s shares.

Our public shareholders will experience dilution as a consequence of the Nuclea Business Combination and the issuance of additional securities.

In connection with the Nuclea Business Combination, we expect to issue a substantial number of Class A shares to the holders of Nuclea Shares based on the Amalgamation Multiple, including Nuclea Shares issued upon conversion of the Nuclea Debentures immediately prior to the Amalgamation Effective Time. In addition, (i) up to 15,000,000 Earnout Shares will be issued to Nuclea’s shareholders and will convert into Class A shares upon the achievement of specified milestones, (ii) 500,000 Class A shares will be issued as an advisory fee to an advisor of Nuclea, (iii) each Class B ordinary share, including the Founder Shares acquired by our Sponsor and the other initial shareholders for approximately $0.005 per share, will be exchanged for one Class A share, (iv) each right will convert into one-fourth (1/4) of one Class A share, (v) outstanding Nuclea options will be exchanged for options to acquire Class A shares, and (vi) our outstanding warrants will remain exercisable for Class A shares following the Closing. We may also issue additional equity or equity-linked securities in connection with any PIPE financing, non-redemption or forward purchase arrangements, or to fund the combined company’s operations. The issuance of these securities will reduce the percentage ownership of our current public shareholders, may reduce the per-share value of the combined company, and could adversely affect the market price of the combined company’s Class A shares.

The Continuance will change the jurisdiction of our incorporation and the rights of our shareholders, and may have adverse tax consequences for our shareholders and warrant holders.

In connection with the Nuclea Business Combination, we will deregister as a Cayman Islands exempted company and continue as a corporation under the Canada Business Corporations Act. Following the Continuance, our corporate affairs and the rights of our shareholders will be governed by Canadian law and our new constating documents rather than the Companies Act (As Revised) of the Cayman Islands and our current amended and restated memorandum and articles of association, and those rights may differ materially, including with respect to shareholder approval requirements, dissent rights, director duties and the ability to bring claims. Although each of the Continuance, the Amalgamation and the exchange of our warrants is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, there can be no assurance that the Internal Revenue Service or a court will agree, and the Continuance could result in U.S. federal income tax being imposed on U.S. holders of our securities, including under the passive foreign investment company rules. As a Canadian corporation, the combined company may also be subject to Canadian taxation, and holders may be subject to Canadian withholding tax on dividends. In addition, the combined company may be a foreign private issuer or otherwise subject to different reporting obligations, and investors may have difficulty effecting service of process or enforcing judgments against the combined company or its officers and directors.

The combined company may not be able to satisfy Nasdaq’s initial or continued listing requirements.

It is a condition to the Closing that the Class A shares to be issued in connection with the Nuclea Business Combination be approved for listing on Nasdaq or an alternative exchange and that the combined company satisfy the applicable initial listing requirements. Nasdaq’s initial listing requirements include, among others, minimum thresholds for stockholders’ equity or market value, the number of round-lot holders, publicly held shares and share price, which may be difficult to satisfy, particularly if redemptions are high. If the combined company is unable to satisfy these requirements, the Nuclea Business Combination may not be completed unless the condition is waived, and if it is completed, the combined company may be unable to maintain its listing. A delisting could significantly reduce the liquidity and market price of the combined company’s securities, limit its ability to raise capital, and subject it to additional regulatory burdens.

We may become subject to litigation in connection with the Nuclea Business Combination, which could delay or prevent its completion and result in significant costs.

Securities class action, derivative and other lawsuits are frequently filed against special purpose acquisition companies, their directors and their business combination targets following the announcement of a business combination, including claims relating to the adequacy of disclosure, alleged breaches of fiduciary duty and conflicts of interest. Any such litigation could delay or prevent the Closing, result in an injunction, divert management’s attention, and cause us to incur significant costs, including costs of defense and indemnification of our officers and directors, which may not be covered by insurance and could reduce the funds available to us outside the Trust Account. An adverse judgment or settlement could have a material adverse effect on us or, following the Closing, on the combined company.

We may be deemed an investment company under the Investment Company Act, which could require us to liquidate the Trust Account or abandon the Nuclea Business Combination.

The SEC’s 2024 SPAC Rules adopting release provided guidance describing circumstances in which a special purpose acquisition company could become subject to regulation under the Investment Company Act, including based on its duration, asset composition, business purpose and activities. Although the funds in the Trust Account are held in an interest-bearing demand deposit account, if we were deemed to be an investment company, we could be required to change our operations, wind down our affairs, or abandon the Nuclea Business Combination, and our public shareholders may receive only their pro rata portion of the funds in the Trust Account, and our rights and warrants would expire worthless. The longer the Nuclea Business Combination takes to complete, the greater this risk may become.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 19, 2026, we consummated the Initial Public Offering of 10,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $100,000,000. D. Boral Capital LLC acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-297611). The Securities and Exchange Commission declared the registration statement effective on August 17, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 231,750 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $2,317,500. Each Private Placement Unit consists of one Class A ordinary share, one warrant (“Private Placement Warrant”), and one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (“Private Right”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters did not fully exercise their over-allotment option at the closing of the Initial Public Offering.

Of the net proceeds received from the Initial Public Offering and the sale of the Private Placement Units, $100,000,000 was deposited into the Trust Account. In connection with the consummation of the Initial Public Offering, the Company paid underwriting discounts of $1,000,000 and paid $423,420 to the Sponsor. Of that payment, $256,920 repaid in full the amount outstanding under the Sponsor promissory note, and the remaining $166,500 was an excess payment recorded as Due from Sponsor. The Company also incurred other Offering-related costs. There has been no material change in the planned use of proceeds from that described in the final prospectus.

We incurred a total of $5,076,968, consisting of $1,000,000 of cash underwriting fees, $3,500,000 of deferred underwriting fees, and $576,968 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated August 17, 2026, by and among the Company and D. Boral Capital LLC, as representatives of the underwriters named therein.(1)
1.2*	Amendment No. 1 to Underwriting Agreement, dated October 8, 2026, by and between the Company and D. Boral Capital LLC, as representative of the underwriters.
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Warrant Agreement, dated August 17, 2026, by and between the Company and VStock Transfer, LLC(1)
4.2	Rights Agreement, dated August 17, 2026, by and between the Company and VStock Transfer, LLC(1)
10.1	Letter Agreement, dated August 17, 2026, by and between the Company, its executive officers, its directors and the Sponsor(1)
10.2	Investment Management Trust Agreement, dated August 17, 2026, by and between the Company and Equiniti Trust Company, LLC. (1)
10.3	Registration Rights Agreement, dated August 17, 2026, among the Company , the Sponsor and the Holders signatory thereto(1)
10.4	Private Placement Units Purchase Agreement, dated August 17, 2026, between the Company and the Sponsor(1)
10.5	Form of Indemnity Agreement, dated August 17, 2026, by and between the Company and each of the Company’s directors and officers: Michel Tamer, James Dawson, Jeffrey Parry, George Kovalyov, Dane May, Gust Kepler and David Goertz. (1)
10.6	Administrative Services Agreement, dated August 17, 2026, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith. These certifications are being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 20, 2026 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTRIVE ACQUISITION CORP I.

Date: November 13, 2026	By:	/s/ Michel Tamer
	Name:	Michel Tamer
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ James Dawson
	Name:	James Dawson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)